Form 10-Q
period 2008-09-30
First Perry Bancorp, Inc
filed 2008-12-22
CIK 1445059

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 01445059

FIRST PERRY BANCORP, INC.

(Name of small business Issuer in its charter)

PENNSYLVANIA	25-1817009
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

101 Lincoln Street, PO Box B, Marysville PA	17053
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 957-2196

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

                Large accelerated filer   ☐          Accelerated filer   ☐          Smaller reporting company   ☒

                Non-accelerated filer (Do not check if smaller reporting company)   ☐

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act)

                Yes ☐   No ☒

   Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  395,312 shares of $0.25 (par) common stock were outstanding as of November 10, 2008.

First Perry Bancorp, Inc.

Index

September 30, 2008

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

First Perry Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2008	2007
	(In Thousands, Except Share Data)
Assets

Cash and due from banks	$1,665	$2,600
Federal funds sold	—	6,403
Interest bearing deposits	161	80

Cash and Cash Equivalents	1,826	9,083

Investment securities available for sale	16,640	20,290
Loans, net of allowance for loan losses of $1,023 and $970	105,785	82,934
Premises and equipment	5,041	5,041
Accrued interest receivable	466	485
Restricted investments in bank stocks	1,291	949
Cash value of life insurance	2,950	2,875
Other assets	1,195	1,023

Total Assets	$135,194	$122,680

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Demand, non-interest bearing	$10,940	$7,546
Demand, interest bearing	17,471	21,870
Savings and money market	14,585	15,751
Time	51,591	49,305

Total Deposits	94,587	94,472

Short-term borrowings	17,939	1,265
Long-term borrowings	8,874	13,411
Accrued interest payable	250	319
Other liabilities	517	458

Total Liabilities	122,167	109,925

Shareholders’ Equity

Common stock, par value $0.25 per share; authorized 2,000,000 shares; issued 408,800 shares	102	102
Surplus	696	696
Retained earnings	12,708	12,455
Treasury stock, at cost (13,488 shares)	(472)	(472)
Accumulated other comprehensive loss	(7)	(26)

Total Shareholders’ Equity	13,027	12,755

Total Liabilities and Shareholders’ Equity	$135,194	$122,680

See notes to consolidated financial statements.

First Perry Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and Dividend Income:

Loans, including fees	$1,659	$1,398	$4,647	$4,021
Investment securities - taxable	148	148	462	484
Investment securities - tax exempt	30	55	111	178
Federal funds sold	2	48	27	71
Interest-bearing deposits	1	5	2	10
Total Interest Income	1,840	1,654	5,249	4,764

Interest Expense:

Deposits	546	720	1,717	1,986
Short-term borrowings	61	23	111	180
Long-term debt	171	102	500	213
Total Interest Expense	778	845	2,328	2,379

Net Interest Income	1,062	809	2,921	2,385

Provision for possible loan losses	100	30	160	90

Net interest income after provision for possible loan losses	962	779	2,761	2,295

Non-Interest Income:

Service charges on deposit accounts	41	33	117	88
Other service charges and fees	58	44	183	142
Earnings on cash value of life insurance	33	32	97	93
Realized gain on AFS securities	—	—	42	—
Total non-interest income	132	109	439	323

Non-Interest Expense:

Salaries and employee benefits	486	399	1,383	1,218
Occupancy expense	114	97	331	265
Equipment expense	54	45	156	127
Telecommunications and processing charges	61	54	177	149
Postage and office supplies	20	19	66	65
Bank shares tax	17	(35)	86	(77)
Directors’ compensation	22	24	72	75
Other	148	129	359	350
Total non-interest expense	922	732	2,630	2,172

Income before income taxes	172	156	570	446
Applicable federal income tax	20	17	92	56

Net income	$152	$139	$478	$390

Per Share Data:

Earnings per share	$0.38	$0.35	$1.21	$0.99
Cash dividends	$0.19	$0.19	$0.57	$0.57
Weighted average shares outstanding	395,312	395,312	395,312	395,312

See notes to consolidated financial statements.

First Perry Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(In Thousands, Except Share Data)

Balance - January 1, 2007	$102	$696	$12,220	$(472)	$(166)	$12,380

Comprehensive income:
Net income	—	—	390	—	—	390
Other comprehensive income, net	—	—	—	—	89	89

Total Comprehensive Income						479

Cash dividends, $0.57 per share	—	—	(225)	—	—	(225)

Balance - September 30, 2007	$102	$696	$12,385	$(472)	$(77)	$12,634

Balance - January 1, 2008	$102	$696	$12,455	$(472)	$(26)	$12,755

Comprehensive income:
Net income	—	—	478	—	—	478
Other comprehensive income, net	—	—	—	—	19	19

Total Comprehensive Income						497

Cash dividends, $0.57 per share	—	—	(225)	—	—	(225)

Balance - September 30, 2008	$102	$696	$12,708	$(472)	$(7)	$13,207

See notes to consolidated financial statements.

First Perry Bancorp, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
	(In Thousands)
Cash Flows from Operating Activities

Net income	$478	$390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	246	207
Provision for loan losses	160	90
Net amortization of premiums on securities available for sale	44	20
Gain on sale of investment securities	(42)	—
Earnings on cash value of life insurance	(75)	(72)
Increase (decrease) in accrued interest payable	(69)	34
Increase in other liabilities	59	81
Decrease in accrued interest receivable	19	71
(Increase) decrease in other assets	133	(248)

Net Cash Provided by Operating Activities	953	573

Cash Flows from Investing Activities

Securities available for sale:
Proceeds from maturities	4,281	3,390
Proceeds from repayments on mortgage-backed securities	3,481	2,779
Proceeds from sales	1,915	—
Purchases	(6,001)	(2,018)
Net purchases of FHLB stock	(342)	267
Net increase in loans	(23,325)	(4,715)
Purchases of premises and equipment	(246)	(807)

Net Cash Used in Investing Activities	(20,237)	(1,104)

Cash Flows from Financing Activities

Net increase in deposits	115	9,789
Net increase (decrease) in short-term borrowings	16,674	(5,756)
Proceeds from long-term borrowings	2,500	5,000
Payments on long-term borrowings	(7,037)	(4,036)
Dividends paid	(225)	(225)

Net Cash Provided by Financing Activities	12,027	4,772

Net Increase (Decrease) in Cash and Cash Equivalents	(7,257)	4,241

Cash and Cash Equivalents - Beginning	9,083	3,742

Cash and Cash Equivalents - Ending	$1,826	$7,983

Supplementary Cash Flows Information

Transfer of loans to foreclosed assets	$314	$327

See notes to consolidated financial statements.

First Perry Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

First Perry Bancorp, Inc. (the Corporation) and its wholly-owned subsidiary, The First National Bank of Marysville (the Bank), provide loan, deposit and other commercial banking services through three full service offices in Marysville and Duncannon, Perry County, one full service office in Hampden Township, Cumberland County, and one full service office in Linglestown, Dauphin County, Pennsylvania.  The Corporation competes with several other financial institutions to provide its services to individuals, businesses, municipalities and other organizations.  The Corporation is subject to regulation and supervision by the Federal Reserve Board while the Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

The accounting and reporting policies followed by the Corporation conform to generally accepted accounting principles and to general practices within the banking industry.  The following paragraphs briefly describe the more significant accounting policies.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, and so such financial statements are not misleading, have been included.

The unaudited consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements for the years ended December 31, 2007 and 2006, included in its Registration Statement on Form S-4 dated September 2008.

Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements at September 30, 2008 and December 31, 2007, and for the nine months ended September 30, 2008 and 2007 include the accounts of the Corporation and The First National Bank of Marysville (the “Bank”).  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired by foreclosure or in satisfaction of loans.  The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant collateral.

Note 1 - Summary of Significant Accounting Policies (Continued)

While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed real estate may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate.  Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

Earnings Per Share

Earnings per share are computed based upon the weighted average number of shares outstanding during each year.  Weighted average shares outstanding were 395,312 in 2008 and 2007.  The Corporation has a simple capital structure in that they do not have any common stock equivalents.

Off Balance Sheet Financial Instruments

In the ordinary course of business, the Corporation has entered into off balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they become payable.

Note 2 - Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income.  Changes in certain assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  Accumulated other comprehensive loss, which represents a component of shareholders’ equity, represents the net unrealized losses on securities available for sale, net of taxes.

The components of other comprehensive income and related tax effects at September 30 are as follows:

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Unrealized holding gains on securities available-for-sale	$88	$102	$70	$147
Less: reclassification adjustment for gains realized in income	—	—	(42)	—
Net Unrealized Gains on Securities Available-for-Sale	88	102	28	147
Tax expense	(30)	(44)	(9)	(58)
Other Comprehensive Income	$58	$58	$19	$89

Note 3 – Investment Securities Available for Sale

The amortized cost and estimated fair values of investment securities available for sale are reflected in the following schedule at September 30, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
U.S. Government agencies	$2,000	$—	$15	$1,985
State and municipal	2,661	22	4	2,679
Mortgage-backed securities	11,990	27	41	11,976
	$16,651	$49	$60	$16,640

Note 4 - Fair Value Accounting

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (SFAS 157).  This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for the Corporation as of January 1, 2008.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of this FSP is not expected to have a material impact on the Corporation’s consolidated financial statements upon adoption on January 1, 2009.

In October 2008, the FASB issued FSP SFAS # 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP 157-3) to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the September 30, 2008 Consolidated Financial Statements.  The application of the provisions of FSP 157-3 did not materially affect the Corporation’s results of operations or financial condition as of and for the period ended September 30, 2008.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard became effective for the Corporation on January 1, 2008.  The Corporation did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Corporation used the following methods and significant assumptions to estimate fair value.

Securities:  The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Note 4 – Fair Value Accounting (Continued)

Assets measured on a recurring basis are summarized as follows:

		Fair Value Measurements at September 30, 2008, Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$16,640	$—	$16,640	$—

Note 5 – Business Combination

In June 2008, the Corporation signed a definitive agreement for a business combination with HNB Bancorp, Inc., which is headquartered in Halifax, Pennsylvania.  Upon combination, a new holding company will be formed, which will issue 2.435 shares of common stock for each share owned by the Corporation’s shareholders, and will issue 2.52 shares of common stock for each of HNB Bancorp, Inc. owned by their shareholders.  The primary reason for the combination is to pool resources to provide greater products and services to customers in the contiguous counties, and provide cost savings through the consolidation of operations.  It is anticipated that the transaction will be consummated in the fourth quarter of 2008.

Note 6 - New Accounting Standards

FASB Statement No. 141 (R) Business Combinations was issued in December of 2007.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective as of the beginning of a Company’s fiscal year beginning after December 15, 2008.  The new pronouncement will impact the Corporation’s accounting for business combinations beginning January 1, 2009.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee.  As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement.  Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate.  For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  The adoption of EITF 06-04 on January 1, 2008 had no impact on the Corporation’s consolidated financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction.  The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria.  The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed.  The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2008, The FASB issued FSP FAS 142-3, “Determination of the Useful Life on Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142).  The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure fair value of the asset under SFAS 141R, and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Corporation does not expect this pronouncement will have a material impact on its consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of Management’s Discussion and Analysis of Financial Condition and the Results of Operations of First Perry Bancorp, Inc. (Corporation), and its subsidiary, The First National Bank of Marysville (Bank), is to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and accompanying notes.

Forward-Looking Statements

Except for historical information, this report may be deemed to contain “forward-looking” statements regarding the Corporation. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the board of directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “intends,” “will,” “should,” “anticipates,”  or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

No assurance can be given that the future results covered by forward-looking statements will be achieved.  Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that could impact the Corporation’s operating results include, but are not limited to, (i) the effects of changing economic conditions in the Corporation’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Corporation’s operations, (v) funding costs and (vi) other external developments which could materially affect the Corporation’s business and operations.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared based on the application of certain accounting policies.  Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or are subject to variations which may significantly affect the Corporation’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas can have a material impact on future financial condition and results of operations.

The Corporation has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, and accounting for income taxes.

The Corporation performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectibility. The level of the allowance for loan losses reflects the estimate of the losses inherent in the loan portfolio at any point in time. While these estimates are based on substantiated methods for determining allowance requirements, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, construction, and business real estate loans. These loans are normally larger and more complex, and their collection rates are harder to predict. Personal loans, including personal mortgage, consumer credit card and other consumer loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable.  The Notes to the Consolidated Financial Statements describe the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  The Corporation has deemed that its deferred tax assets will more likely than not be realized, and accordingly, has not established a valuation allowance on them.

Results of Operations

Average Balances and Average Interest Rates

The following table includes average balances, rates and interest income and expense adjusted to a fully-tax equivalent basis, interest rate spread and net interest margin for the third quarters of 2008 and 2007.

Average Balances and Average Interest Rates

(Dollars in Thousands)

	For the Three Months Ended
	September 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$15,852	$149	3.76%	$15,672	$148	3.78%
Tax-exempt	2,662	45	6.83%	4,871	83	6.84%
Total securities	18,514	194	4.20%	20,543	231	4.50%

Federal funds sold & interest bearing deposits	504	2	1.59%	4,405	53	4.81%

Loans:
Consumer	3,500	66	7.54%	4,327	85	7.86%
Commercial	8,387	144	6.87%	7,796	159	8.16%
Real estate	92,339	1,469	6.87%	69,601	1,174	6.75%
Total loans	104,226	1,679	6.44%	81,724	1,418	6.94%

Total earning assets	123,244	1,875	6.09%	106,672	1,702	6.38%

Non-interest earning assets	10,477			10,068

Total assets	$133,721			$116,740

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$17,441	48	1.10%	$18,669	136	2.91%
Savings	15,249	33	0.87%	16,423	60	1.46%
Time deposits	50,163	465	3.71%	50,504	524	4.15%
Total deposits	82,853	546	2.64%	85,596	720	3.36%

Borrowings:
Short-term borrowings	11,002	61	2.22%	1,753	22	5.02%
Long-term debt	15,425	171	4.43%	7,515	103	5.48%
Total borrowings	26,427	232	3.51%	9,268	125	5.39%

Total interest bearing liabilities	109,280	778	2.85%	94,864	845	3.56%

Demand deposits	10,640			8,551
Other liabilities	684			755
Shareholders’ equity	13,117			12,570

Total liabilities and shareholders’ equity	$133,721			$116,740

Net interest income		$1,097			$857
Net interest spread			3.24%			2.82%
Net interest margin			3.56%			3.21%

Yields on tax-exempt securities and loans within the discussion point are presented on a fully tax equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

The following table includes average balances, rates and interest income and expense adjusted to a fully-tax equivalent basis, interest rate spread and net interest margin for the nine months ended September 30, 2008 and 2007.

Average Balances and Average Interest Rates

(Dollars in Thousands)

	For the Nine Months Ended
	September 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$16,175	$462	3.81%	$17,018	$484	3.79%
Tax-exempt	3,297	168	6.80%	5,258	270	6.84%
Total securities	19,472	630	4.32%	22,276	754	4.51%

Federal funds sold & interest bearing deposits	1,065	29	3.63%	2,279	81	4.74%

Loans:
Consumer	3,660	211	7.69%	4,525	265	7.81%
Commercial	9,295	486	6.97%	6,738	400	7.92%
Real estate	82,648	4,011	6.47%	68,087	3,389	6.64%
Total loans	95,603	4,708	6.57%	79,350	4,054	6.81%

Total earning assets	116,140	5,367	6.16%	103,905	4,889	6.27%

Non-interest earning assets	10,192			9,305

Total assets	$126,332			$113,210

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$17,399	174	1.33%	$15,650	287	2.45%
Savings	15,129	108	0.95%	15,433	147	1.27%
Time deposits	49,662	1,435	3.85%	50,547	1,552	4.09%
Total deposits	82,190	1,717	2.79%	81,630	1,986	3.24%

Borrowings:
Short-term borrowings	6,617	111	2.24%	4,567	180	5.26%
Long-term debt	14,837	500	4.49%	5,545	213	5.12%
Total borrowings	21,454	611	3.80%	10,112	393	5.18%

Total interest bearing liabilities	103,644	2,328	2.99%	91,742	2,379	3.46%

Demand deposits	8,958			8,127
Other liabilities	639			805
Shareholders’ equity	13,091			12,536

Total liabilities and shareholders’ equity	$126,332			$113,210

Net interest income		$3,039			$2,510
Net interest spread			3.17%			2.81%
Net interest margin			3.49%			3.22%

Yields on tax-exempt securities and loans within the discussion point are presented on a fully tax equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended September 30, 2008 versus the three months ended September 30, 2007 average loans were $22,502,000, or 27.5%, higher.  Total average deposits for the same period decreased $2,743,000, or 3.2%, as the Corporation has been able to secure more cost effective funding through borrowings primarily from the Federal Home Loan Bank of Pittsburgh.   The increase in average borrowings when comparing the two time frames is $17,159,000 and was a primary component of net interest income increasing by $240,000, net interest spread increasing by 0.44% and net interest margin increasing by 0.35%.

For the nine months ended September 30, 2008 versus the nine months ended September 30, 2007 average loans increased $16,253,000, or 20.5%.  Growth from all liability funding sources (average deposits and average borrowings) was $11,902,000.  The residual funding came from cash flow generated by runoff from the Corporation’s investment portfolio and growth in retained earnings.  For the same periods, the average balance of investments in bonds and restricted stock decreased by $2,804,000.  The change in the mix of interest-earning assets from securities to higher yielding loans generated an increase in interest income of $478,000.  For the nine months ended September 30, 2008 versus the nine months ended September 30, 2007 interest expense decreased by $51,000.  Correspondingly, net interest income increased by $529,000 with the net interest spread increasing 35 basis points and the net interest margin increasing 27 basis points.

Provision for Loan Losses

Provisions for the third quarter of 2008 totaled $100,000.  This is comparative to a provision of $30,000 for the same period in 2007.  This most recent quarter was characterized by the realization of net losses of $74,000, mainly on loans for which specific provisions had been made.  This, coupled with nonperforming loans totaling 0.12% of the loan portfolio offset a quarter to quarter growth rate of 8.4% in loans.  As a result of worsening local and national economic conditions and softness in the real estate market in the market served by the Corporation, management anticipates additional provisions in the fourth quarter as qualitative evaluation factors are anticipated to lend support to additions to the reserve.

For the nine months ended September 30, 2008, a provision of $160,000 has been made to the allowance and net charge-offs are $107,000, or 0.15%, of average loans.  In order to further protect the integrity of its underwriting and mitigate potential issues, more conservative loan to value standards, including requiring lower initial loan to value ratios, have been implemented for real estate lending in order to reduce any potential fallout from declining property values.  For the nine months ended September 30, 2007 a provision of $90,000 had been made to the allowance and net charge-offs were $14,000, or 0.02%, of average loans.

Non-Interest Income

The following table sets forth non-interest income for the third quarters of 2008 and 2007.

Non-Interest Income

(Dollars in Thousands)

	Three Months Ended September 30,
	Increase/(Decrease)
	2008	Amount	%	2007
Service charges on deposit accounts	$41	$8	24.2%	$33
Other service charges and fees	58	14	31.8%	44
Earnings on cash value of life insurance	33	1	3.1%	32
	$132	$23	21.1%	$109

Service charge income generated from the introduction of a new fee schedule for depositor accounts in the first quarter of 2008 continues to produce consistently higher results.  Additionally, the Corporation is realizing additional other service charge income from loan sales, ATM surcharging, and wire fees.  Both of these increases are consistent with the increase in the Corporation’s customer base due to expansion of its branching network.

The following table sets forth non-interest income for the nine months ended September 30, 2008 and 2007.

Non-Interest Income

(Dollars in Thousands)

	Nine Months Ended September 30,
	Increase/(Decrease)
	2008	Amount	%	2007
Service charges on deposit accounts	$117	$29	33.0%	$88
Other service charges and fees	183	41	28.9%	142
Earnings on cash value of life insurance	97	4	4.3%	93
Realized gain on available for sale securities	42	42	—	0
	$439	$116	35.9%	$323

For the nine months ended September 30, 2008 over the nine months ended September 30, 2007, non-interest income increased $116,000, or 35.9%. Increases in service charges, mainly in the area of non-sufficient funds charges, were enacted in the first quarter of 2008.

Net gains on sales of securities held within the available for sale investment portfolio were taken on bonds which no longer met policy-established investment guidelines and to provide liquidity for continued loan growth.  There were no impairment issues with the securities sold and all securities sold were investment-grade at the time of sale.  Due to downgrades within the municipal bond insurer arena the municipal portfolio will continue to be monitored and additional sales are possible.

Non-Interest Expense

The following table presents the components of non-interest expense for the third quarters of 2008 and 2007.

Non-Interest Expense

(Dollars in Thousands)

	Three Months Ended September 30, Increase/(Decrease)
	2008	Amount	%	2007
Salaries and employee benefits	$486	$87	21.8%	$399
Occupancy expense	114	17	17.5%	97
Equipment expense	54	9	20.0%	45
Telecommunications and processing charges	61	7	13.0%	54
Postage and office supplies	20	1	5.3%	19
Bank shares tax expense	17	52	148.6%	(35)
Director compensation	22	(2)	-2.1%	24
Other expenses	148	19	14.7%	129
	$922	$190	26.0%	$732

The following table presents the components of non-interest expense and related fluctuations for the nine months ended September 30, 2008 and 2007.

Non-Interest Expense

(Dollars in Thousands)

	Nine Months Ended September 30,
	Increase/(Decrease)
	2008	Amount	%	2007
Salaries and employee benefits	$1,383	$165	13.5%	$1,218
Occupancy expense	331	66	24.9%	265
Equipment expense	156	29	22.8%	127
Telecommunications and processing charges	177	28	18.8%	149
Postage and office supplies	66	1	1.5%	65
Bank shares tax expense	86	163	211.7%	(77)
Director compensation	72	(3)	-4.0%	75
Other expenses	359	9	2.6%	350
	$2,630	$458	21.1%	$2,172

Discussion points related to the primary drivers of the changes in the preceding two tables are as follows:

•                  Salaries and employee benefits – In the second quarter of 2008 an experienced commercial lender was hired to assist in asset generation, and staffing for a fifth banking services office was brought online.  Personnel related expenses have increased in conjunction with these strategic decisions;

•                  Occupancy expense – Costs associated with the establishment of the Corporation’s fourth office and renovations to its operations area account for the majority of the increase associated with the increase in occupancy expense.  A fifth office opened in June of 2008 on North Mountain Road in Linglestown, PA;

•                  Equipment expense – Increases in depreciation expense attributable to expenses incurred for migrating to remote capture and acceptance of check images from branch locations and banking clients are the primary factor equipment expense increased over the periods measured;

•                  Telecommunications and processing charges – The Bank established an MPLS network in 2007 to replace a point-to-point frame relay network to reduce the time involved in a disaster recovery situation, in addition to establishing a new office in June of 2007 and another in June 2008.  Full year expenses are being realized for these two items in 2008 versus only a partial period in 2007.

•                  Bank shares tax – This remains a significant expense to the Corporation, with $86,000 expensed through September 30, 2008, with the total annual expense for 2008 known to be $138,000.  Through September 30, 2007, the Corporation recognized $162,000 of tax benefit relating to the Pennsylvania Enterprise Zone Tax Credit program which was used to offset the bank shares tax.  For the first six months of 2008, no credit was recognized, however management recorded $17,000 in the third quarter of 2008 and will recognize $17,000 in the fourth quarter of 2008.

Provision for Federal Income Taxes

For the third quarter of 2008, the provision made for federal income taxes was $20,000 versus $17,000 for the same period in 2007.  Respectively, these provisions reflect effective tax rates of 11.6% and 10.9%, and reflect a higher level of taxable income being generated by the Corporation.  Tax-free income has remained stable and consistent throughout the periods measured.

The provision for federal income taxes was $92,000 for the nine months ended September 30, 2008, compared to $56,000 for the same period in 2007.  The effective tax rate for the nine months ended September 30, 2008 was 16.1%, compared to 12.6% for the same period in 2007.  The effective tax rate has increased, consistent with higher levels of taxable income and lower levels of tax-free income.  The Corporation’s effective tax rate differs from the statutory rate of 34% due to tax-exempt interest income and non-taxable bank owned life insurance.

Financial Condition

Securities

Use of liquidity within the security portfolio to provide for loan growth continues to occur.  Within the investment portfolio there has been a continued shift out of U.S Government agencies as well as state and municipal securities into mortgage-backed securities in order to structure cash flow over an extended period of time.   State and municipal securities holdings have decreased as securities have been sold as a precaution against downgrades in insurer ratings within the bond insurer industry.  No securities are deemed to be other-than-temporarily-impaired based on management’s evaluation of the individual securities, including the extent and length of the unrealized loss, and the Corporation’s ability to hold the security until maturity or until the fair value recovers.  The investment in restricted equity securities has increased in proportion to the required investment in the Federal Home Loan Bank of Pittsburgh as a condition of borrowing.

The following table sets forth the composition of the investment security portfolio as of September 30, 2008 and December 31, 2007.

Investment Securities

(Dollars in Thousands)

	September 30,	December 31,
	2008	2007
Available for Sale Securities (at Fair Value):
U.S. Government agencies	$1,985	$4,092
State and municipal	2,679	4,480
Mortgage-backed securities	11,976	11,718
Restricted investment in bank stock	1,291	949
Total	$17,931	$21,239

Loans

Due to continued lending opportunities that have resulted from growth in the area coupled with the hiring of a dedicated commercial lender, loan volumes continue to increase.  All areas of real estate secured lending have experienced significant increases in production.  The increase from September 30, 2008 over December 31, 2007 for construction loans is $3,443,000, or 38.0%; for mortgage lending the increase is $6,428,000, or 13.6%; and for commercial real estate the increase is $12,588,000, or 82.0%.  The Corporation has not loosened its loan originating standards during this time, and management believes the standards remain conservative, compared to its peer group.

Loans as of September 30, 2008 and December 31, 2007 were as follows:

Loans Outstanding

(Dollars in Thousands)

	September 30,	December 31,
	2008	2007
Commercial, financial, agricultural	$9,552	$8,845
Real estate secured:
Construction	12,502	9,059
Mortgage	53,752	47,324
Commercial	27,940	15,352
Consumer installment	3,283	3,558
Gross loans	107,029	84,138
Unamortized loan fees	(221)	(234)
Allowance for loan losses	(1,023)	(970)
Total	$105,785	$82,934

Risk Elements of the Loan Portfolio

Management continues to address risk management appropriate to the increasing level and volume of loans in the Corporation’s loan portfolio through the implementation of a more structured loan collection process.  The ultimate resolution and payoff of a significant amount of loans on non-accrual status has resulted in total non-performing loans declining $1,012,000 or 88.6% to $130,000 at September 30, 2008 from December 31, 2007.  Foreclosed real estate decreased by $13,000, or 4.0%, to $314,000 at September 30, 2008 from December 31, 2007.

A concentration in loans to lessors of residential buildings and dwellings continues to exist and is tracked and reviewed on a quarterly basis. At September 30, 2008, these loans totaled $11,577,000, compared to $6,107,000 at December 31, 2007.  An additional concentration of loans to lessors or nonresidential buildings is now being tracked.  At September 30, 2008, these loans totaled $11,980,000, compared to $2,854,000 at December 31, 2007.

The following table presents non-performing loans and assets as of September 30, 2008 and December 31, 2007.

Non-Performing Assets

(Dollars in Thousands)

	September 30,	December 31,
	2008	2007
Accruing loans past due 90 days	$—	$210
Non-accrual loans	130	932
Total non-performing loans	130	1,142

Foreclosed real estate	314	327
Total non-performing assets	$444	$1,469

Non-performing loans to total loans	0.12%	1.38%
Non-performing assets to total assets	0.33%	1.20%
Allowance to non-performing loans	786.92%	84.94%

Allowance for Loan Losses

Through the nine months ended September 30, 2008 the Corporation has experienced an increase in charge-offs related to its established product lines due to changes in the financial condition of one borrower and evaluations associated with other loans that foreclosed.  Management continues to review the effect of potential declines in local real estate values when determining specific allocations related to loans rated substandard and below.

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)

	September 30,
	2008	2007
Beginning balance	$970	$867
Provision for loan losses	160	90

Charge-offs:
Commercial, financial, agricultural	32	—
Real estate mortgage	96	14
Installments	2	12
Total charge-offs	130	26
Recoveries:
Real estate mortgage	23	4
Installments	—	8
Total recoveries	23	12

Net charge-offs	107	14

Ending balance	$1,023	$943

Net charge-offs to average loans (annualized)	0.15%	0.02%
Allowance for loan losses to total loans	0.96%	1.15%

Deposits

The average balance in interest bearing deposits increased $560,000, or 0.7%, for the nine months ended September 30, 2008 versus the nine months ended September 30, 2007.  During these same comparison periods the average rate paid on interest bearing deposits decreased 45 basis points.  Average balances in savings and time deposits decreased through pricing designed to increase margin as opposed to building balances within the designated categories.  Overall, average deposit balances decreased by $1,391,000, or 1.5%, for the nine months September 30, 2008 over the nine months ended September 30, 2007.

The average balance and average rate of deposit accounts for the nine months ended September 30, 2008 and 2007 were as follows:

Average Balance and Average Rate of Deposit Accounts

(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$8,958		$8,127
Interest bearing demand	17,399	1.33%	15,650	2.45%
Savings	15,129	0.95%	15,433	1.27%
Time	49,662	3.85%	50,547	4.09%
Total	$91,148		$89,757

Shareholders’ Equity and Capital Adequacy

At September 30, 2008, shareholders’ equity for the Corporation totaled $13,027,000, an increase of $272,000, or 2.1%, over December 31, 2007.  The increase was due to net income of $478,000, less dividends paid of $225,000, offsetting an increase in the unrealized losses on available for sale securities, net of tax, adjustment to equity of $19,000.  Assets over the same nine month time period have increased $12,514,000, or 10.2%, as a result of increased utilization of the Corporation’s existing capital base.

Banks are evaluated for capital adequacy through regulatory review of capital ratios.  Shown are the Bank’s capital ratios as determined and reported to its regulator.  Tier 1 capital includes common stock, surplus, and retained earnings.  Total capital consists of tier 1 capital and the allowance for loan losses.  The Bank exceeds both the regulatory minimums and the requirements necessary for designation as a “well-capitalized” institution.  As noted in the preceding paragraph, the decline in the Bank’s risk-based capital ratios is a result of increasing asset growth at a faster rate than the capital formation rate.  Risk-based capital ratios remain in line with peer group averages.

Capital Ratios (of Bank)

(Dollars in Thousands)

	September 30, 2008	December 31, 2007	Regulatory Minimum	“Well Capitalized” Requirement
Tier 1 capital (to average assets)	9.3%	10.4%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	12.8%	16.1%	4.0%	6.0%
Total risk-based capital (to risk-weighted assets)	13.9%	17.3%	8.0%	10.0%

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, and to a lesser extent, standby letters of credit.  At September 30, 2008, the Corporation had unfunded outstanding commitments to extend credit of $16,851,000 and outstanding letters of credit of $971,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  Refer to Note 10 of the 2007 Consolidated Financial Statement for a discussion of the nature, business purpose and importance of First Perry’s off-balance sheet arrangements.

Liquidity

Liquidity, and availability to resources, represents the Corporation’s ability to effectively manage cash flow to support loan demand, depositors’ withdrawals, operating expenses, and potential business opportunities.

Cash and cash equivalents (cash and due from banks, federal funds sold, and interest-bearing deposits) represents the most readily available asset to meet such demands.  At September 30, 2008, cash and cash equivalents totaled $1,826,000, compared to $9,083,000 at December 31, 2007.  The Corporation held an unusually high amount of federal funds sold at year end 2007 due to anticipated runoff of higher priced deposit relationships from promotional deposit gathering strategies enacted with the opening of the Bank’s Good Hope Road Office.

The Corporation maintains an investment security portfolio that provides cash flow through both scheduled and unscheduled maturities of bonds and monthly receipt of principal and interest on mortgage-backed securities.  As the cash flow patterns change with regard to general interest rate conditions, the bonds held in the investment security portfolio are designated available for sale in order to ensure ready access to liquidity.  As of September 30, 2008, investment securities available for sale totaled $16,640,000, compared to $20,290,000 at December 31, 2007.

Liquidity is generated from loan maturities and normal monthly receipt of principal and interest.  Major categories of loans are tracked for performance through a monthly determination of the current prepayment speed which is then used in the Bank’s cash flow modeling process.  Loan sales and/or selling participations in loans are also resources management uses to provide liquidity.

Liability liquidity is generated through the Corporation’s deposit base and established borrowing lines.  Deposits at September 30, 2008 totaled $94,587,000 compared to $94,472,000 at December 31, 2007.  As of September 30, 2008, the Corporation has access to two formal borrowing lines totaling $57,594,000 with the aggregate amount outstanding on these lines totaling $26,813,000.

Capital is considered a source of liquidity and traditionally the Corporation has generated liquidity through the retention of a portion of earnings.  Management will consider raising capital to provide for long-term liquidity needs as an alternative to the previously named sources of liquidity.

Inflation

The impact of inflation upon financial institutions can affect assets and liabilities through the movement of interest rates.  The exact impact of inflation on the Corporation is difficult to measure.  Inflation may cause operating expenses to change at a rate not matched by the change in earnings.  Inflation may affect the borrowing needs and desires of consumer and commercial customers, in turn affecting the growth of the Corporation’s assets.  Inflation may also affect the level of interest rates in the general market, which in turn can affect the Corporation’s profitability and the market value of assets held.  The Corporation actively manages its interest rate sensitive assets and liabilities countering the effects of inflation.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information relating to this item.

ITEM 4T – CONTROLS AND PROCEDURES

As a newly public company, the registrant does not need to assess its internal controls over financial reporting until the first year after it has filed its initial annual report on Form 10-K with the Commission.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

A smaller reporting company is not required to provide the information relating to this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit	Description of Exhibits
2.1*	Agreement and Plan of Consolidation between First Perry Bancorp, Inc. and HNB Bancorp, Inc. dated as of June 18, 2008.

3.1*	Form of Riverview Financial Corporation Articles of Incorporation

3.2*	Form of Riverview Financial Corporation By-laws

10.1*	Supplemental Executive Retirement Plan Agreement for Thomas N. Wasson dated March 29, 2007.

10.2*	Supplemental Executive Retirement Plan Agreement for Kirk D. Fox dated March 29, 2007.

10.3*	Executive Employment Agreement between The First National Bank of Marysville and Robert M. Garst dated December 3, 2006, as amended June 18, 2008.

10.4*	Executive Employment Agreement between Halifax National Bank and Thomas N. Wasson dated January 9, 2007.

10.5*	Executive Employment Agreement between Halifax National Bank and Kirk D. Fox dated December 1, 2006, as amended June 18, 2008.

10.6*	The First National Bank of Marysville Director Emeritus Agreement.

10.7*	The First National Bank of Marysville Director Deferred Fee Agreement.

10.8*	First National Bank of Marysville Supplemental Executive Retirement Plan Agreement between First National Bank of Marysville and William Hummel dated January 1, 2003.

10.9*	Executive Employment Agreement between The First National Bank of Marysville and Paul Zwally dated June 18, 2008.

10.10*	Executive Employment Agreement between The First National Bank of Marysville and Robert Weidler dated June 18, 2008.

10.11*	Executive Employment Agreement among First Perry Bancorp, Inc., HNB Bancorp, Inc and William Hummel dated June 18, 2008.

10.12*	Release Agreement among The First National Bank of Marysville, First Perry Bancorp, Inc., HNB Bancorp, Inc., Halifax National Bank, and William Hummel dated June 18, 2008.

* Incorporated by reference to the Registration Statement filed on Form S-4 filed with the Securities and Exchange Commission on September 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PERRY BANCORP, INC.
(Registrant)

Date:	December 22, 2008	BY:	/s/ Robert M. Garst
Robert M. Garst
President
(Principal Executive Officer)

Date:	December 22, 2008	BY:	/s/ Robert B. Weidler, Jr.
Robert B. Weidler, Jr.
Chief Financial Officer
(Principal Financial Officer)